Form 10-K
period 1996-12-31
CMC SECURITIES CORP II
filed 1997-03-31
CIK 895731

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

   X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 -----  ACT OF 1934


FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1996

                                      OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 -----   SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ______________

COMMISSION FILE NUMBER:  33-68930

                         CMC SECURITIES CORPORATION II
            (Exact name of Registrant as specified in its Charter)

              DELAWARE                          75-2473215
     (State or other jurisdiction of         (I.R.S. Employer
      incorporation or organization)        Identification No.)

        2711 NORTH HASKELL AVENUE                   75204
  (Address of principal executive offices)        (Zip Code)

      Registrant's telephone number, including area code:  (214) 874-2323

      Securities registered pursuant to Section 12(b) of the Act:  None.

      Securities registered pursuant to Section 12(g) of the Act:  None.

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X    NO
                                               -----     -----

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K [ ]

AT MARCH 31, 1997 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES WAS: NOT APPLICABLE.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J (1)(a) AND (b) OF FORM 10-K AND IS, THEREFORE, FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT.

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MARCH 7, 1997:  1,000

                  DOCUMENTS INCORPORATED BY REFERENCE:  NONE.

================================================================================

                         CMC SECURITIES CORPORATION II

                         1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS



                                                                      PAGE
                                                                      ----

                                    PART I


ITEM 1.    THE COMPANY................................................  1

ITEM 2.    PROPERTIES.................................................  1

ITEM 3.    LEGAL PROCEEDINGS..........................................  1

                                    PART II


ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS...........................  2

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................  2

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.......................  2

                                   PART III


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT............................................  2

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K.........................................  3

                                    PART I

ITEM 1.  THE COMPANY.

CMC Securities Corporation II (the "Company") was incorporated in Delaware on January 4, 1993 as a limited-purpose finance corporation and is wholly-owned by Capstead Inc., a subsidiary of Capstead Mortgage Corporation ("CMC"). The Company was owned by CMF Mortgage Funding Corporation ("CMF"). CMF merged into Capstead Inc. on August 1, 1994.

The Company was formed primarily for the purpose of issuing publicly-offered multi-class, mortgage pass-through certificates ("MPCs") that evidence ownership interests in trust funds owning pools of mortgage loans secured by single-family residences purchased by the trust funds from the Company. On March 30, 1993 the Securities and Exchange Commission declared effective an amended registration statement filed by the Company covering the offering of a maximum of $2 billion aggregate principal amount of MPCs, issuable from time to time in series. Another registration statement was filed in September 1993 with a September 27, 1993 effective date covering the offering of another $2 billion of MPCs. The Company issued its first MPC (MPC series 1993-2A) on May 28, 1993. As of December 31, 1996 the Company had issued 13 MPCs (MPC Series 1993-2A through 1996-C) totaling $2,960,389,000, including $217,199,000 of privately-placed MPCs.

ITEM 2.  PROPERTIES.

The Company's operations are conducted primarily in Dallas, Texas on properties leased by CMC.

Each series of MPCs issued by the Company represents in the aggregate the entire beneficial interest in a trust (collectively, for all such series, the "Trusts") consisting primarily of a segregated pool of single-family first mortgage loans. For each servicer of mortgage loans owned by the Trusts, the Company will furnish an Officer's Certificate of the Servicer with regard to such servicer's compliance with the terms of the Security Agreement.

Listing of Officer's Certificates of the Servicers.............See Exhibit 99.3

ITEM 3.  LEGAL PROCEEDINGS.

As of the date hereof, there are no material legal proceedings outside the normal course of business to which the Company was a party or of which any of its property was the subject.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

All of the Company's common stock is owned by Capstead Inc. Accordingly, there is no public trading market for its common stock. Presently, there is no established trading market for the Company's MPCs. Holders of record for the Company's publicly-offered MPCs are as follows:

       MPC SERIES       HOLDERS OF RECORD
      ------------      -----------------
        1993-2A                 11
        1993-2B                  2
        1993-2C                  5
        1993-2D                  5
        1993-2E                  4
        1993-2F                  2
        1993-2G                  4
        1993-2H                  2
        1993-2I                  2
        1995-A                   3
        1996-A                   3
        1996-B                   2
        1996-C                   2
                                --
                                47
                                ==


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Listing of Officer's Certificates of the Servicers..............See Exhibit 99.3

Listing of Independent Accountants Reports on Servicer's
 Servicing Activities...........................................See Exhibit 99.4


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                   PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain
 Beneficial Owners and Management...............................See Exhibit 99.2

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)  Documents filed as part of this report:

       1.  Financial Statements:

           Listings of Officer's Certificates of the Servicers and Independent Accountants Reports on Servicer's Activities. Actual copies of such Certificates and reports are available upon request.

       2.  Financial statement schedules:  None.

       3.  Exhibits:

       EXHIBIT
       NUMBER
       ------

         3.1  Certificate of Incorporation of CMC Securities Corporation II(2)
         3.2  Bylaws of CMC Securities Corporation II(2)
         4.1  Standard Provisions for Pooling and Administration Agreement(2)
         4.2  Pooling and Administration Agreement (Series Provisions)(2)
        10.1  Representative Form(s) of Mortgage Note(s)(4)
        10.2  Representative Form of Mortgage(4)
        10.3  Specimen of Mortgage Pool Insurance Policy(2)
        10.4  Specimen of Special Hazard Insurance Policy(2)
        10.5  Specimen of Primary Mortgage Insurance Policy(4)
        10.6  Specimen of Standard Hazard Insurance Policy(4)
        10.7  Specimen of Bankruptcy Bond(2)
        10.8  Form of Servicing Agreement(2)
        10.9  Form of Loan Sale Agreement(2)
        10.10 Form of Agreement with Clearing Agency(2)
        99.1  Forms of Prospectus Supplement(3)
        99.2  Security Ownership of Certain Beneficial Owners and Management*
        99.3  Listing of Officer's Certificates of the Servicers*
        99.4 Listing of Independent Accountants Reports on Servicer's Servicing Activities*

        ________________
        (1) Previously filed with the Commission as an exhibit to the Company's Registration Statement on Form S-11 (No. 33-6830) as of September 16, 1993.
        (2) Previously filed with the Commission as an exhibit to the Company's Registration Statement on Form S-11 (No. 33-56778) as of January 7, 1993.
        (3) Previously filed with the Commission as an exhibit to Amendment No. 1 to the Company Registration Statement on Form S-11 (No. 33-56778) as of March 8, 1993.
        (4) Previously filed with the Commission as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-11 (33-56778) as of March 26, 1993.
        *   Filed herewith.

        (b)  Reports on Form 8-K:

             Current Reports on Form 8-K dated October 7, November 19 and December 12, 1996, regarding monthly distributions of principal and interest made with respect to the outstanding REMIC Pass-Through Certificates on September 25, October 25, and November 25, 1996, respectively, (Item 5).

             Current Reports on Form 8-K dated October 28, November 6 and November 15, 1996 regarding various items related to the issuance of REMIC Pass-Through Certificate Series 1996-C.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CMC SECURITIES CORPORATION II
                                                 REGISTRANT



Date:  March 7, 1997                    By:     /s/ ANDREW F. JACOBS
                                           ------------------------------
                                                 Andrew F. Jacobs
                                           Senior Vice President-Control,
                                              Treasurer and Secretary



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the dates indicated.



/s/ RONN K. LYTLE                Chairman, Chief                March 7, 1997
-------------------------------    Executive Officer
   (Ronn K. Lytle)                 and Director



/s/ ANDREW F. JACOBS             Senior Vice President-         March 7, 1997
-------------------------------    Control, Treasurer
   (Andrew F. Jacobs)              and Secretary




/s/ MAURICE MCGRATH              Director                       March 7, 1997
-------------------------------
   (Maurice McGrath)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material has been sent to security holders.