Form 10-K
period 1997-12-31
CMC SECURITIES CORP II
filed 1998-03-31
CIK 895731

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
--  OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1997

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE -- ACT OF 1934

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

        Securities registered pursuant to Section 12(b) of the Act: None.

        Securities registered pursuant to Section 12(g) of the Act: None.

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                             ---   ---

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K
          ---

AT MARCH 31, 1998 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES WAS: NOT APPLICABLE.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J (1)(a) AND (b) OF FORM 10-K AND IS, THEREFORE, FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT.

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MARCH 21, 1998:  1,000

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

================================================================================

                          CMC SECURITIES CORPORATION II

                          1997 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS



                                                                                                        PAGE
                                                                                                        ----
                                     PART I

ITEM 1.         THE COMPANY........................................................................        1

ITEM 2.         PROPERTIES.........................................................................        1

ITEM 3.         LEGAL PROCEEDINGS..................................................................        1


                                     PART II

ITEM 5.         MARKET FOR THE REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS..................................................        2

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................        2

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE..............................................        2


                                    PART III

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT...................................................................        2


                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K..............................................................        3


                                     PART I

ITEM 1. THE COMPANY.

CMC Securities Corporation II (the "Company") was incorporated in Delaware on January 4, 1993 as a limited-purpose finance corporation and is wholly-owned by Capstead Holdings, Inc. ("CHI"), a subsidiary of Capstead Mortgage Corporation ("CMC"). CHI was formed in 1997 in part to hold CMC's interest in the Company and Capstead Inc. Prior to the formation of CHI, the Company was owned by Capstead Inc.

The Company was formed primarily for the purpose of issuing publicly-offered multi-class, mortgage pass-through certificates ("MPCs") that evidence ownership interests in trust funds owning pools of mortgage loans secured by single-family residences purchased by the trust funds from the Company. On March 30, 1993 the Securities and Exchange Commission declared effective an amended registration statement filed by the Company covering the offering of a maximum of $2 billion aggregate principal amount of MPCs, issuable from time to time in series. Another registration statement was filed in September 1993 with a September 27, 1993 effective date covering the offering of another $2 billion of MPCs. The Company issued its first MPC (MPC series 1993-2A) on May 28, 1993. As of December 31, 1997 the Company had issued 13 MPCs (MPC Series 1993-2A through 1996-C) totaling $2,960,389,000, including $217,199,000 of privately-placed MPCs.

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

Listing of Officer's Certificates of the Servicers............  See Exhibit 99.3

ITEM 3. LEGAL PROCEEDINGS.

As of the date hereof, there are no material legal proceedings outside the normal course of business to which the Company was a party or of which any of its property was the subject.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

All of the Company's common stock is owned by CHI. Accordingly, there is no public trading market for its common stock. Presently, there is no established trading market for the Company's MPCs. Holders of record for the Company's publicly-offered MPCs are as follows:

              MPC SERIES                        HOLDERS OF RECORD
              ----------                        -----------------
                1993-2A                                 11
                1993-2B                                  2
                1993-2C                                  5
                1993-2D                                  5
                1993-2E                                  4
                1993-2F                                  2
                1993-2G                                  4
                1993-2H                                  2
                1993-2I                                  2
                1995-A                                   3
                1996-A                                   3
                1996-B                                   2
                1996-C                                   2
                                                   -------
                                                        47
                                                   =======


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Listing of Officer's Certificates of the Servicers........     See Exhibit 99.3

Listing of Independent Accountants Reports on Servicer's
   Servicing Activities...................................     See Exhibit 99.4


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain
   Beneficial Owners and Management.......................     See Exhibit 99.2

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

         ----------------

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

        *   Filed herewith.

        (b) Reports on Form 8-K:

            Current Reports on Form 8-K dated October 27 and December 19, 1997, regarding monthly distributions of principal and interest made with respect to the outstanding REMIC Pass-Through Certificates on September 25 and October 25, 1997, respectively, (Item 5).

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               CMC SECURITIES CORPORATION II
                                                      REGISTRANT



Date:  March 13, 1998                       By:  /s/  ANDREW F. JACOBS
                                               --------------------------------
                                                      Andrew F. Jacobs
                                               Senior Vice President-Control,
                                                  Treasurer and Secretary



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the dates indicated.



/s/ RONN K. LYTLE                            Chairman, Chief                     March 13, 1998
-------------------------------              Executive Officer
    (Ronn K. Lytle)                          and Director



/s/ ANDREW F. JACOBS                         Senior Vice President-              March 13, 1998
-------------------------------              Control, Treasurer
    (Andrew F. Jacobs)                       and Secretary




/s/ MAURICE MCGRATH                          Director                            March 20, 1998
-------------------------------
    (Maurice McGrath)


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material has been sent to security holders.

                               INDEX TO EXHIBITS


        EXHIBIT
        NUMBER                DESCRIPTION
        -------               -----------
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

         ----------------

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