Form 10-K
period 1998-12-31
CMC SECURITIES CORP II
filed 1999-03-30
CIK 895731

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K |_|

AT MARCH 31, 1998 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES WAS: NOT APPLICABLE.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J (1)(a) AND (b) OF FORM 10-K AND IS, THEREFORE, FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT.

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MARCH 25, 1999:  1,000

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

================================================================================

                          CMC SECURITIES CORPORATION II

                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS




                                                                                PAGE
                                                                                ----
                                     PART I
ITEM 1.         THE COMPANY..................................................... 1

ITEM 2.         PROPERTIES...................................................... 2

ITEM 3.         LEGAL PROCEEDINGS............................................... 2


                                     PART II

ITEM 5.         MARKET FOR THE REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS............................... 3

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................... 3

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE........................... 3


                                    PART III

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT................................................ 3


                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K........................................... 4

                                     PART I

ITEM 1. THE COMPANY.

CMC Securities Corporation II (the "Company") was incorporated in Delaware on January 4, 1993 as a limited-purpose finance corporation and is wholly-owned by Capstead Holdings, Inc. ("CHI"), a subsidiary of Capstead Mortgage Corporation ("CMC"). CHI was formed in 1997 in part to hold CMC's interest in the Company and Capstead Inc. Prior to the formation of CHI, the Company was owned by Capstead Inc. The Company is managed by CMC (the "Manager").

The Company was formed primarily for the purpose of issuing publicly-offered multi-class, mortgage pass-through certificates ("MPCs") that evidence ownership interests in trust funds owning pools of mortgage loans secured by single-family residences purchased by the trust funds from the Company. On March 30, 1993 the Securities and Exchange Commission declared effective an amended registration statement filed by the Company covering the offering of a maximum of $2 billion aggregate principal amount of MPCs, issuable from time to time in series. Another registration statement was filed in September 1993 with a September 27, 1993 effective date covering the offering of another $2 billion of MPCs. The Company issued its first MPC (MPC series 1993-2A) on May 28, 1993. As of December 31, 1997, the Company had issued 13 MPCs (MPC Series 1993-2A through 1996-C) totaling $2,960,389,000, including $217,199,000 of privately-placed MPCs.

COMPETITION

In issuing securities, the Company competes with other issuers of these securities and the securities themselves compete with other investment opportunities available to prospective purchasers.

EMPLOYEES

At December 31, 1998 the Company had no employees. The Manager provides all executive and administrative personnel required by the Company.

MANAGEMENT AGREEMENT

Pursuant to a Management Agreement, the Manager advises the Company with respect to its investments and administers the day-to-day operations of the Company. The Management Agreement is nonassignable except by consent of the Company and the Manager. The Management Agreement may be terminated without cause at any time upon 90 days written notice. In addition, the Company has the right to terminate the Management Agreement upon the happening of certain specified events, including a breach by the Manager of any provision contained in the Management Agreement which remains uncured for 30 days after notice of such breach and the bankruptcy or insolvency of the Manager.

The Manager is at all times subject to the supervision of the Company's Board of Directors and has only such functions and authority as the Company delegates to it. The Manager is responsible for the day-to-day operations of the Company and performs such services and activities relating to the assets and operations of the Company as may be appropriate. The Manager receives an annual basic management fee of $10,000 per year for managing the assets pledged to secure Bonds issued by the Company.

The Manager is required to pay employment expenses of its personnel (including salaries, wages, payroll taxes, insurance, fidelity bonds, temporary help and cost of employee benefit plans), and other office expenses, travel and other expenses of directors, officers and employees of the Manager, accounting fees and expenses incurred in supervising and monitoring the Company's investments. The Company is required to pay all other expenses of operation (as defined in the Management Agreement).

IMPACT OF YEAR 2000

Many existing computer software programs use only two digits to identify the year in date fields and, as such, could fail or create erroneous results by or at the Year 2000. The Manager utilizes a number of software systems to administer securitizations and otherwise manage the Company's affairs. In addition, the Manager utilizes vendors in various capacities and interfaces with various institutions. The Manager is exposed to the risk that its systems and the systems of its vendors and institutions it interfaces with are not Year 2000 compliant.

     State of Readiness. The Manager has made and will continue to make investments in its software systems and applications to ensure the Manager is Year 2000 compliant. The Manager is also taking steps to ensure that the vendors it utilizes and institutions that it interfaces with are also taking the necessary steps to become Year 2000 compliant. This process is expected to be essentially complete by the end of the second quarter of 1999.

     Costs. The financial costs of the Manager becoming Year 2000 compliant is the responsibility of the Manager.

     Risks and Contingency Planning. Although the Manager expects that all its systems and applications will be Year 2000 compliant per the above schedule and well prior to December 31, 1999, there can be no assurance that all of the vendors it utilizes and institutions that it interfaces with will complete their compliance efforts. The Manager will continue to monitor their efforts in this regard and will take all prudent steps necessary to ensure operations are not disrupted including the use of other vendors or other methodologies and processes to transact the Company's business. The effect of any disruption to the Company's operations of any such instances of non-compliance is presently not determinable.

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

Listing of Officer's Certificates of the Servicers............. See Exhibit 99.3

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

All of the Company's common stock is owned by CHI. Accordingly, there is no public trading market for its common stock. Presently, there is no established trading market for the Company's MPCs. Holders of record for the Company's publicly-offered MPCs are as follows:

             MPC SERIES                         HOLDERS OF RECORD
             ----------                         -----------------
               1993-2A                                  26
               1993-2B                                   2
               1993-2C                                   4
               1993-2D                                   5
               1993-2E                                   4
               1993-2F                                   2
               1993-2G                                   4
               1993-2H                                   2
               1993-2I                                   2
               1995-A                                    3
               1996-A                                    3
               1996-B                                    2
               1996-C                                    2
                                                      ----
                                                        61
                                                      ====

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Listing of Officer's Certificates of the Servicers............  See Exhibit 99.3

Listing of Independent Accountants Reports on Servicer's
   Servicing Activities.......................................  See Exhibit 99.4


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain
   Beneficial Owners and Management...........................  See Exhibit 99.2

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

                *    Filed herewith.

               (b)         Reports on Form 8-K:

                           Current Reports on Form 8-K dated October 1, November 5 and December 22, 1998, regarding monthly distributions of principal and interest made with respect to the outstanding REMIC Pass-Through Certificates on August 25, September 25 and October 25, 1998, respectively, (Item 5).

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CMC SECURITIES CORPORATION II
                                                    REGISTRANT



Date:  March 25, 1999                     By:/s/ ANDREW F. JACOBS
                                             -----------------------------------
                                                     Andrew F. Jacobs
                                             Executive Vice President-Finance,
                                                 Treasurer and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the dates indicated.



/s/ RONN K. LYTLE                 Chairman, Chief              March 29, 1999
------------------------------      Executive Officer
        (Ronn K. Lytle)             and Director



/s/ ANDREW F. JACOBS              Executive Vice President -   March 25, 1999
------------------------------      Finance, Treasurer
       (Andrew F. Jacobs)           and Secretary



/s/ MAURICE MCGRATH               Director                     March 26, 1999
------------------------------
        (Maurice McGrath)

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