Form 10-K
period 1999-12-31
CMC SECURITIES CORP II
filed 2000-03-28
CIK 895731

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ---   ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1999

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---   EXCHANGE ACT OF 1934


FOR THE TRANSITION PERIOD FROM ____________ TO ______________

COMMISSION FILE NUMBER:  33-68930

                          CMC SECURITIES CORPORATION II
             (Exact name of Registrant as specified in its Charter)

               DELAWARE                                     75-2473215
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                   Identification No.)

8401 N CENTRAL EXPRESSWAY, SUITE 800, DALLAS, TX               75225
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

AT MARCH 31, 1999 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES WAS: NOT APPLICABLE.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J (1)(a) AND (b) OF FORM 10-K AND IS, THEREFORE, FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT.

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MARCH 20, 2000:  1,000

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

================================================================================

                          CMC SECURITIES CORPORATION II

                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS



                                                                              PAGE
                                                                              ----
                                     PART I

ITEM 1.         THE COMPANY.................................................    1

ITEM 2.         PROPERTIES..................................................    2

ITEM 3.         LEGAL PROCEEDINGS...........................................    2


                                     PART II

ITEM 5.         MARKET FOR THE REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS...........................    3

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................    3

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................    3


                                    PART III

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT............................................    3


                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K.......................................    4

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

The Company was formed primarily for the purpose of issuing publicly-offered multi-class, mortgage pass-through certificates ("MPCs") that evidence ownership interests in trust funds owning pools of mortgage loans secured by single-family residences purchased by the trust funds from the Company. On March 30, 1993 the Securities and Exchange Commission declared effective an amended registration statement filed by the Company covering the offering of a maximum of $2 billion aggregate principal amount of MPCs, issuable from time to time in series. Another registration statement became effective September 27, 1993 covering the offering of another $2 billion of MPCs. The Company issued its first MPC (MPC series 1993-2A) on May 28, 1993. As of December 31, 1999, the Company had issued 13 MPCs (MPC Series 1993-2A through 1996-C) totaling $2,960,389,000, including $217,199,000 of privately-placed MPCs.

COMPETITION

In issuing securities, the Company competes with other issuers of these securities and the securities themselves compete with other investment opportunities available to prospective purchasers.

EMPLOYEES

At December 31, 1999 the Company had no employees. The Manager provides all executive and administrative personnel required by the Company.

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

IMPACT OF YEAR 2000

The Manager took the necessary steps to ensure that its software systems and applications would not fail or create erroneous results by or at December 31, 1999 ("Year 2000 compliant"). The Manager also took steps to ensure that the vendors it utilizes and institutions that it interfaces with had also taken the necessary steps to become Year 2000 compliant. The Company experienced no material instances of Year 2000 compliance failures.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

All of the Company's common stock is owned by CHI. Accordingly, there is no public trading market for its common stock. Presently, there is no established trading market for the Company's MPCs. Holders of record for the Company's publicly-offered MPCs are as follows:

               MPC SERIES                         HOLDERS OF RECORD
               ----------                         -----------------
                 1993-2A                                  27
                 1993-2C                                   4
                 1993-2D                                   5
                 1993-2E                                   4
                 1993-2F                                   2
                 1993-2G                                   4
                 1993-2I                                   2
                 1995-A                                    3
                 1996-A                                    3
                 1996-B                                    2
                 1996-C                                    2
                                                          --
                                                          58

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Listing of Officer's Certificates of the Servicers..............See Exhibit 99.3

Listing of Independent Accountants Reports on Servicer's
   Servicing Activities.........................................See Exhibit 99.4


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain
   Beneficial Owners and Management.............................See Exhibit 99.2

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

                *    Filed herewith.

(b)  Reports on Form 8-K:

       Current Reports on Form 8-K regarding monthly distributions of principle and interest made with respect to the outstanding REMIC Pass-Through Certificates (Item 5) were filed as follows:


         8-K Reports: April 25, 1999          Date Filed: May 19, 1999
                      May 25, 1999                        June 28, 1999
                      June 25, 1999                       September 9, 1999
                      July 25, 1999                       November 23, 1999
                      August 25, 1999                     November 23, 1999
                      September 25, 1999                  December 22, 1999
                      October 25, 1999                    February 9, 2000
                      November 25, 1999                   February 9, 2000
                      December 25, 1999                   February 9, 2000

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               CMC SECURITIES CORPORATION II
                                                        REGISTRANT



Date:  March 24, 2000                          By: /s/ ANDREW F. JACOBS
                                                  -----------------------------
                                                      Andrew F. Jacobs
                                               Executive Vice President-Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the dates indicated.



/s/ RONN K. LYTLE                      Chairman, Chief                   March 24, 2000
------------------------------           Executive Officer
        (Ronn K. Lytle)                  and Director

/s/ ANDREW F. JACOBS                   Executive Vice President -        March 24, 2000
------------------------------           Finance
       (Andrew F. Jacobs)

/s/ MAURICE MCGRATH                    Director                          March 28, 2000
------------------------------
        (Maurice McGrath)

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