Form 10-K
period 2000-12-31
CMC SECURITIES CORP II
filed 2001-03-20
CIK 895731

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934

       FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 2000

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM              TO
                                        ------------    --------------

                        COMMISSION FILE NUMBER: 33-68930

                          CMC SECURITIES CORPORATION II
             (Exact name of Registrant as specified in its Charter)

                   DELAWARE                                    75-2473215
           (State or other jurisdiction of                  (I.R.S. Employer
           incorporation or organization)                   Identification No.)

8401 NORTH CENTRAL EXPRESSWAY, SUITE 800, DALLAS, TX              75225
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

AT MARCH 15, 2001 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES WAS: NOT APPLICABLE.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J (1)(a) AND (b) OF FORM 10-K AND IS, THEREFORE, FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT.

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MARCH 15, 2001:  1,000

                  DOCUMENTS INCORPORATED BY REFERENCE:  NONE.

================================================================================

                          CMC SECURITIES CORPORATION II

                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS




                                                                                                  PAGE
                                                                                                  ----
                                                   PART I

ITEM 1.   THE COMPANY........................................................................        1

ITEM 2.   PROPERTIES.........................................................................        2

ITEM 3.   LEGAL PROCEEDINGS..................................................................        2


                                                   PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS..................................................        2

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................        2

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE..............................................        2


                                                   PART III

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT...................................................................        2


                                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
            REPORTS ON FORM 8-K..............................................................        3

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

ITEM 2. PROPERTIES.

The Company conducts operations at CMC's offices in Dallas, Texas.

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

Listing of Officer's Certificates of the Servicers...........   See Exhibit 99.3

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

All of the Company's common stock is owned by CHI. Accordingly, there is no public trading market for its common stock. Presently, there is no established trading market for the Company's MPCs. Holders of record for the Company's publicly-offered MPCs are as follows:

                                   MPC SERIES                         HOLDERS OF RECORD
                                   ----------                         -----------------
                                     1993-2A                                  29
                                     1993-2C                                   4
                                     1993-2D                                   5
                                     1993-2E                                   3
                                     1993-2G                                   4
                                     1995-A                                    3
                                     1996-A                                    3
                                     1996-B                                    2
                                     1996-C                                    3
                                                                             ---
                                                                              56
                                                                             ===

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Listing of Officer's Certificates of the Servicers..........................................  See Exhibit 99.3

Listing of Independent Accountants Reports on Servicer's
   Servicing Activities.....................................................................  See Exhibit 99.4

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners and Management..............................  See Exhibit 99.2

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

      2.      Financial statement schedules:  None.

      3.      Exhibits:

              EXHIBIT
              NUMBER
              -------
                3.1        Certificate of Incorporation of CMC Securities Corporation II(2)
                3.2        Bylaws of CMC Securities Corporation II(2)
                4.1        Standard Provisions for Pooling and Administration Agreement(2)
                4.2        Pooling and Administration Agreement (Series Provisions)(2)
               10.1        Representative Form(s) of Mortgage Note(s)(4)
               10.2        Representative Form of Mortgage(4)
               10.3        Specimen of Mortgage Pool Insurance Policy(2)
               10.4        Specimen of Special Hazard Insurance Policy(2)
               10.5        Specimen of Primary Mortgage Insurance Policy(4)
               10.6        Specimen of Standard Hazard Insurance Policy(4)
               10.7        Specimen of Bankruptcy Bond(2)
               10.8        Form of Servicing Agreement(2)
               10.9        Form of Loan Sale Agreement(2)
               10.10       Form of Agreement with Clearing Agency(2)
               99.1        Forms of Prospectus Supplement(3)
               99.2        Security Ownership of Certain Beneficial Owners and Management*
               99.3        Listing of Officer's Certificates of the Servicers*
               99.4        Listing of Independent Accountants Reports on Servicer's Servicing Activities*

----------

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

*     Filed herewith.

(b)   Reports on Form 8-K:

       Current Reports on Form 8-K regarding monthly distributions of principle and interest made with respect to the outstanding REMIC Pass-Through Certificates (Item 5) were filed as follows:

                            8-K Reports:   January 25, 2000                  Date Filed:  May 23, 2000
                                           February 25, 2000                              May 23, 2000
                                           March 25, 2000                                 May 24, 2000
                                           April 25, 2000                                 May 24, 2000
                                           May 25, 2000                                   June 23, 2000
                                           June 25, 2000                                  August 1, 2000
                                           July 25, 2000                                  September 8, 2000
                                           August 25, 2000                                November 17, 2000
                                           September 25, 2000                             November 17, 2000
                                           October 25, 2000                               November 17, 2000
                                           November 25, 2000                              December 15, 2000
                                           December 25, 2000                              January 22, 2001

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               CMC SECURITIES CORPORATION II
                                                        REGISTRANT



Date:  March 15, 2001                     By: /s/ ANDREW F. JACOBS
                                             --------------------------------
                                                     Andrew F. Jacobs
                                             Executive Vice President-Finance



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the dates indicated.




/s/ ANDREW F. JACOBS               Executive Vice President -     March 15, 2001
-------------------------            Finance
    (Andrew F. Jacobs)



/s/ MAURICE MCGRATH                 Director                      March 15, 2001
-------------------------
    (Maurice McGrath)




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

----------

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