Form 10-K
period 2001-12-31
CMC SECURITIES CORP II
filed 2002-05-01
CIK 895731

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ---    ACT OF 1934

         FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 2001

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM              TO
                                        ------------    -------------

                        COMMISSION FILE NUMBER: 33-68930

                          CMC SECURITIES CORPORATION II
             (Exact name of Registrant as specified in its Charter)

                   DELAWARE                                   75-2473215
           (State or other jurisdiction of                 (I.R.S. Employer
           incorporation or organization)                  Identification No.)

8401 NORTH CENTRAL EXPRESSWAY, SUITE 800, DALLAS, TX             75225
      (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (214) 874-2323

        Securities registered pursuant to Section 12(b) of the Act: None.

        Securities registered pursuant to Section 12(g) of the Act: None.

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING FOR THE PAST 90 DAYS.  YES  X      NO
                                 -----      -----

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K [ ]

AT MARCH 29, 2001 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES WAS: NOT APPLICABLE.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J (1)(a) AND (b) OF FORM 10-K AND IS, THEREFORE, FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT.

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MARCH 29, 2002:  1,000

DOCUMENTS INCORPORATED BY REFERENCE:  NONE.

================================================================================

                          CMC SECURITIES CORPORATION II

                          2001 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS




                                                                             PAGE
                                                                             ----
                                     PART I

ITEM 1.  THE COMPANY.......................................................   1

ITEM 2.  PROPERTIES........................................................   2

ITEM 3.  LEGAL PROCEEDINGS.................................................   2


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS.................................   2

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................   2

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.............................   2


                                    PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT..................................................   2


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K.............................................   3

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

The Company was formed primarily for the purpose of issuing publicly-offered multi-class, mortgage pass-through certificates ("MPCs") that evidence ownership interests in trust funds owning pools of mortgage loans secured by single-family residences purchased by the trust funds from the Company. On March 30, 1993 the Securities and Exchange Commission declared effective an amended registration statement filed by the Company covering the offering of a maximum of $2 billion aggregate principal amount of MPCs, issuable from time to time in series. Another registration statement became effective September 27, 1993 covering the offering of another $2 billion of MPCs. The Company issued its first MPC (MPC series 1993-2A) on May 28, 1993. As of December 31, 2001, the Company had issued 13 MPCs (MPC Series 1993-2A through 1996-C) totaling $2,960,389,000, including $217,199,000 of privately-placed MPCs.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

All of the Company's common stock is owned by CHI. Accordingly, there is no public trading market for its common stock. Presently, there is no established trading market for the Company's MPCs. Holders of record for the Company's publicly-offered MPCs are as follows:

                    MPC SERIES                         HOLDERS OF RECORD
                    ----------                         -----------------
                      1993-2A                                  30
                      1993-2C                                   3
                      1993-2D                                   5
                      1993-2E                                   3
                      1993-2G                                   2
                      1996-C                                    2

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Listing of Officer's Certificates of the Servicers............. See Exhibit 99.3

Listing of Independent Accountants Reports on Servicer's
   Servicing Activities........................................ See Exhibit 99.4

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners and Management. See Exhibit 99.2

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

(b)   Reports on Form 8-K:

      Current Reports on Form 8-K regarding monthly distributions of principle and interest made with respect to the outstanding REMIC Pass-Through Certificates (Item 5) were filed as follows:

       8-K Reports:   January 25, 2001                  Date Filed:  March 6, 2001
                      February 25, 2001                              April 18, 2001
                      March 25, 2001                                 May 21, 2001
                      April 25, 2001                                 August 1, 2001
                      May 25, 2001                                   August 21, 2001
                      June 25, 2001                                  August 28,2001
                      July 25, 2001                                  January 22, 2002
                      August 25, 2001                                February 28, 2002
                      September 25, 2001                             February 28, 2002
                      October 25, 2001                               February 28, 2002
                      November 25, 2001                              February 28, 2002
                      December 25, 2001                              March 14, 2002

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             CMC SECURITIES CORPORATION II
                                                       REGISTRANT



Date:  April 14, 2002                     By: /s/ ANDREW F. JACOBS
                                             --------------------------------
                                                      Andrew F. Jacobs
                                             Chairman, Chief Executive Officer
                                                       and President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the dates indicated.


/s/ ANDREW F. JACOBS                   Chairman, Chief Executive         April 14, 2002
------------------------------         Officer and President
       (Andrew F. Jacobs)



/s/ MAURICE MCGRATH                    Director                          April 14, 2002
------------------------------
        (Maurice McGrath)



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